Form 10QSB
period 2001-06-30
CYBER TENNIS INC
filed 2001-11-09
CIK 1016029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .



         Commission file number: 0-32707
                                 -------


                               CYBER TENNIS, INC.
        (Exact name of small business issuer as specified in its charter)




                Nevada                                  88-0360530
                ------                                  ----------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 575-8073
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 6th, 2001 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

SIGNATURES.....................................................................5

INDEX TO EXHIBITS..............................................................6












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Tennis, Inc. , a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet. The comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                          INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of June 30, 2001..................................F-2

Unaudited Statement of Operations for the three and six months ended June 30,
2001 and 2000 and June 24, 1996 (Date of Inception) to June 30, 2001.........F-3

Unaudited Statement of Cash Flows for the six months ended June 30, 2001 and
2000 and June 24, 1996 (Date of Inception) to June 30, 2001..................F-4

Notes to Condensed Financial Statements......................................F-5

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                        Balance Sheet for periods ending
                                  June 30, 2001


                                                                            June 30, 2001
                                                                             Unaudited)
                                                                          -----------------
Assets

Cash & cash equivalents                                                   $               0
              Total Assets                                                $               0

                                                                          -----------------


Liabilities and Stockholders' Equity
     Current Liabilities:
         Accounts payable                                                 $             150
         A/P - Related Parties                                                        1,539
         Bank Overdrafts                                                                163
                                                                          -----------------
              Total Current Liabilities                                               1,852
                                                                          -----------------

     Stockholders' equity:
         Common stock, $.001 par value, 20,000,000 shares authorized,
              2,042,000 shares issued and outstanding                                 2,042
         Additional paid-in capital                                                     324
         Accumulated Deficit                                                         (4,218)
                                                                          -----------------

              Total Stockholders' Equity (Deficit)                                   (1,852)
                                                                          -----------------

              Total Liabilities and Stockholders' Equity (Deficit)        $               0
                                                                          =================











                 See accompanying notes to Financial Statements

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
              Three and Six months ended June 30, 2001 and 2000 and
               June 24, 1996 (Date of Inception) to June 30, 2001



                                                    Three months ended         Six months ended
                                                         June 30,                  June 30,

                                                                                                       Inception
                                                                                                        to June
                                                    2001         2000         2001         2000        30, 2001
                                                 -----------  -----------  -----------  -----------  -------------

Revenues                                         $         0  $         0  $         0  $         0  $           0

General and administrative costs                         174          208          324        1,166          4,218
                                                 -----------  -----------  -----------  -----------  -------------

Income / (Loss) before income taxes                    (174)        (208)        (324)      (1,166)        (4,218)

Provision for income taxes                                 0            0            0            0              0
                                                 -----------  -----------  -----------  -----------  -------------

                  Net Income / (Loss)            $     (174)  $     (208)  $     (324)  $   (1,166)  $     (4,218)
                                                 ===========  ===========  ===========  ===========  =============

Income / (Loss) per common share - basic                0.00         0.00         0.00         0.00
and diluted
                                                 -----------  -----------  -----------  -----------

Weighted average common shares -
         basic and diluted                         2,042,000    2,042,000    2,042,000    2,042,000
                                                 -----------  -----------  -----------  -----------

















                 See accompanying notes to Financial Statements

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                  Six months ended June 30, 2001 and 2000, and
               June 24, 1996 (Date of Inception) to June 30, 2001


                                                                  Six Months Ended       Inception to
                                                                     June 30,            June 30, 2001

                                                                  2001        2000
                                                               ---------    ----------   ------------

Cash flows from operating activities:
     Net loss                                                  $    (324)   $   (1,166)  $     (4,218)
         Adjustments to reconcile net loss to net cash
         (used) in operating activities:
             Increase in accounts payable                              0             0            150
             Increase in related party payables                      100           850          1,539
                                                               ---------    ----------   ------------
                 Net cash provided by operating activities          (224)         (316)        (2,529)
                                                               ---------    ----------   ------------


Cash flows from investing activities                                   0             0              0
                                                               ---------    ----------   ------------


Cash flows from financing activities
        Additional Paid-in Capital                                     0             0            324
        Issuance of Common Stock                                       0             0          2,042
        Decrease in stock subscription receivable                      0           360              0
                                                               ---------    ----------   ------------
               Net cash provided by financing activities               0           360          2,366
                                                               ---------    ----------   ------------


Net increase in cash                                           $    (224)   $       44   $       (163)
                                                               ---------    ----------   ------------

Cash, beginning of period                                            (61)            0              0
                                                               ---------    ----------   ------------

Cash, end of period                                            $    (163)   $       44   $       (163)
                                                               ---------    ----------   ------------









                 See accompanying notes to Financial Statements

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2001

1.       Organization

          The Company was organized under the laws of the State of Nevada on June 24, 1996 and had no significant operations or activity until June 24, 1996 (date of inception). The Company was originally formed for the purpose of specializing in Internet "virtual mall" development. The Company's main area of focus was directed towards the development of a virtual shopping mall specializing in the sale of related goods on the Internet. However, due to a lack of necessary funding. plans for a theme based virtual store were abandoned. The Company became a "blank check" or "shell" company during the last quarter of 1996 and currently seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing.

2.       Unaudited Financial Statements

          The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2001, the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000, and cash flows for six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

3.        Basis of Presentation

          The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's initial registration statement on Form 10-SB, filed with the Securities and Exchange Commission on May 9, 2001. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

4.       Related Party Transactions

          At the conclusion of the second quarter, the Company owed Hudson Consulting Group, Inc. $1,539.31 for services rendered in preparing disclosure documents and general administrative tasks and cash advances with regard to daily operations. Richard Surber is president of both Hudson Consulting Group, Inc. and the Company.

5.       Additional footnotes included by reference

          Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's initial registration statement on Form 10-SB, filed with the Securities and Exchange Commission on May 9, 2001. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for the next twelve months, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6th day of November, 2001.




Cyber Tennis, Inc.


 /s/ Richard D. Surber
______________________
Richard D. Surber
President and Director

INDEX TO EXHIBITS
EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

3(i)              *                 Articles of Incorporation of the Company
                                    (incorporated herein by reference from
                                    Exhibit No. 3(i) of the Company's Form 10-SB as filed with the Securities and Exchange
                                    Commission on May 9, 2001).

3(ii)             *                 Bylaws of the Company, as amended
                                    (incorporated herein by reference from
                                    Exhibit 3(ii) of the Company's Form 10-SB as filed with the Securities and Exchange
                                    Commission on May 9, 2001).



* Incorporated herein by reference from the referenced filings previously made by the Company.