Form 10QSB
period 2001-09-30
CYBER TENNIS INC
filed 2001-11-09
CIK 1016029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .



         Commission file number: 0-32709
                                 -------


                               CYBER TENNIS, INC.
        (Exact name of small business issuer as specified in its charter)




                 Nevada                                 88-0360537
                 ------                                 ----------
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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 6, 2001 was 2,042,000.

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

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Tennis, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet. The comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                          INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2001.............................F-2

Unaudited Statement of Operations for the three and nine months ended September 30, 2001 and 2000 and June 24, 1996 (Date of Inception) to September
30, 2001.....................................................................F-3

Unaudited Statement of Cash Flows for the nine months ended September 30, 2001 and 2000 and June 24, 1996 (Date of Inception) to September 30, 2001.........F-4

Notes to Condensed Financial Statements......................................F-5

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                        Balance Sheet for periods ending
                               September 30, 2001


                                                                       September 30, 2001
                                                                          (Unaudited)
                                                                         -----------
Assets

     Cash & cash equivalents                                             $         0
         Total Assets                                                    $         0

                                                                         -----------


Liabilities and Stockholders' Equity
     Current liabilities - Accounts payable                              $       713
     Current Liabilities - A/P - Related Parties                               3,747
                                                                         -----------
         Total Current Liabilities                                             4,460

     Stockholders' equity:
         Common stock, $.001 par value, 20,000,000 shares authorized,
              2,042,000 shares issued and outstanding                          2,042
         Additional paid-in capital                                              324
         Accumulated Deficit                                                  (6,826)
                                                                         -----------

         Total Stockholders' Equity (Deficit)                                 (4,460)
                                                                         -----------

         Total Liabilities and Stockholders' Equity (Deficit)            $         0
                                                                         ===========














                 See accompanying notes to Financial Statements

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
             Three and Nine months ended September 30, 2001 and 2000
             June 24, 1996 (Date of Inception) to September 30, 2001



                                               Three months ended        Nine months ended
                                                 September 30,             September 30,
                                                                                                 Inception
                                                                                                    to
                                                                                                 September
                                               2001         2000         2001         2000       30, 2001
                                            -----------  -----------  -----------  ----------   ------------

Revenues                                    $         0  $         0  $         0  $        0   $          0

General and administrative costs                  2,608          525        2,932       1,692          6,826
                                            -----------  -----------  -----------  ----------   ------------

Income / (Loss) before income taxes             (2,608)        (525)      (2,932)     (1,692)        (6,826)

Provision for income taxes                            0            0            0           0              0
                                            -----------  -----------  -----------  ----------   ------------

                  Net Income / (Loss)       $   (2,608)  $     (525)  $   (2,932)  $  (1,692)   $    (6,826)
                                            ===========  ===========  ===========  ==========   ============

Income / (Loss) per common share - basic           0.00         0.00         0.00        0.00
and diluted
                                            -----------  -----------  -----------  ----------

Weighted average common shares -              2,042,000    2,042,000    2,042,000   2,042,000
         basic and diluted
                                            -----------  -----------  -----------  ----------

















                 See accompanying notes to Financial Statements

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
               Nine months ended September 30, 2001 and 2000, and
             June 24, 1996 (Date of Inception) to September 30, 2001


                                                                  Nine Months Ended
                                                                     September 30,      Inception to
                                                                                        September 30,
                                                                   2001       2000          2001
                                                               ---------     ---------   -----------

Cash flows from operating activities:
     Net loss                                                  $  (2,932)    $  (1,692)  $    (6,826)
         Adjustments to reconcile net loss to net cash
         (used) in operating activities:
             Increase in accounts payable                            564             0           713
             Increase in related party payables                    2,307         1,287         3,747
                                                               ---------     ---------   -----------
         Net cash provided by (used in) operating
                  activities                                         (61)         (405)       (2,366)
                                                               ---------     ---------   -----------


Cash flows from investing activities                                   0             0             0
                                                               ---------     ---------   -----------


Cash flows from financing activities
        Issuance of Common Stock                                       0             0         2,042
        Decrease in stock subscription receivable                      0           360             0
        Additional Paid-in Capital                                     0             0           324
                                                               ---------     ---------   -----------
          Net cash provided by financing activities                    0           360         2,366
                                                               ---------     ---------   -----------


Net increase in cash                                           $     (61)    $      45   $         0
                                                               ---------     ---------   -----------

Cash, beginning of period                                             61             0             0
                                                               ---------     ---------   -----------

Cash, end of period                                            $       0     $      45   $         0
                                                               ---------     ---------   -----------









                 See accompanying notes to Financial Statements

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001

1.       Organization

          The Company was organized under the laws of the State of Nevada on June 24, 1996 and had no significant operations or activity until June 24, 1996 (date of inception). The Company was originally formed for the purpose of specializing in Internet "virtual mall" development. The Company's main area of focus was directed towards the development of a virtual shopping mall specializing in the sale of wholesale related goods on the Internet. However, due to a lack of necessary funding, plans for a theme based virtual store were abandoned. The Company became a "blank check" or "shell" company during the last quarter of 1996 and currently seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing.

2.       Unaudited Financial Statements

          The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2001, and cash flows for nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

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

4.       Related Party Transactions

          At the conclusion of the third quarter, the Company owed Hudson Consulting Group, Inc. $3,746.76 for services rendered in preparing disclosure documents and general administrative tasks and cash advances with regard to daily operations. Richard Surber is president of both Hudson Consulting Group, Inc. and the Company.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for the next twelve months, but there is no guarantee that such funds will be provided.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form10-QSB.

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