Form 10QSB
period 2002-06-30
CYBER TENNIS INC
filed 2002-07-09
CIK 1016029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2002 was 2,039,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS........................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...4

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................4

SIGNATURES...........................................................5

INDEX TO EXHIBITS....................................................6












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Tennis, Inc. , a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet. The comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                      INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of June 30, 2002.....................................................................F-2

Unaudited Statement of Operations for the three and six months ended June 30, 2002 and 2001 and June 24, 1996 (Date of Inception) to June 30, 2002.................................................F-3

Unaudited Statement of Cash Flows for the six months ended June 30, 2002 and 2001 and June 24, 1996 (Date of Inception) to June 30, 2002..........................................................F-4

Notes to Condensed Financial Statements.........................................................................F-5


                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                        Balance Sheet for periods ending
                                  June 30, 2002


                                                                                           June 30, 2002
                                                                                            (Unaudited)
                                                                                    ---------------------------
Assets

Cash & cash equivalents                                                           $                           -
                                                                                    ---------------------------
              Total Assets                                                        $                           -

                                                                                    ---------------------------


Liabilities and Stockholders' Equity
     Current Liabilities:
         Accounts payable                                                         $                       1,280
         A/P - Related Parties                                                                            7,511
                                                                                    ---------------------------
              Total Current Liabilities                                                                   8,791

     Stockholders' equity:
         Preferred stock, $.001 par value; authorized 5,000,000 shares;
                no shares issued                                                                              -
         Common stock, $.001 par value, 20,000,000 shares authorized,
              2,039,500 shares issued and outstanding                                                     2,040
         Additional paid-in capital                                                                         327
         Accumulated Deficit                                                                            (11,157)
                                                                                    ---------------------------

              Total Stockholders' Equity (Deficit)                                                       (8,791)
                                                                                    ---------------------------

              Total Liabilities and Stockholders' Equity (Deficit)                $                           -
                                                                                  $
                                                                                    ===========================











                 See accompanying notes to Financial Statements

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
              Three and Six months ended June 30, 2002 and 2001 and
               June 24, 1996 (Date of Inception) to June 30, 2002



                                                  Three months ended         Six months ended
                                                         June 30,                  June 30,            Inception
                                                                                                        to June
                                                                                                       30, 2002
                                                                                                     -------------
                                                    2002         2001         2002         2001
                                                 -----------  -----------  -----------  -----------

Revenues                                        $          0 $          0 $          0 $          0 $            0

General and administrative costs                         252          174        2,295          324         11,157
                                                 -----------  -----------  -----------  -----------  -------------

Income / (Loss) before income taxes                    (252)        (174)      (2,295)        (324)       (11,157)

Provision for income taxes                                 0            0            0            0
                                                 -----------  -----------  -----------  -----------  -------------

                  Net Income / (Loss)           $      (252) $      (174) $    (2,295) $      (324) $     (11,157)
                                                 ===========  ===========  ===========  ===========  =============

Income / (Loss) per common share - basic                0.00         0.00         0.00         0.00
and diluted
                                                 -----------  -----------  -----------  -----------

Weighted average common shares -
         basic and diluted                         2,039,500    2,042,000    2,039,500    2,042,000
                                                 -----------  -----------  -----------  -----------

















                 See accompanying notes to Financial Statements

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                  Six months ended June 30, 2002 and 2001, and
               June 24, 1996 (Date of Inception) to June 30, 2002


                                                                      Six Months Ended              Inception to
                                                                          June 30,                 June 30, 2002
                                                                                                 ------------------
                                                                   2002              2001
                                                               -------------    --------------   ------------------

Cash flows from operating activities:
     Net loss                                               $         (2,295)  $          (324) $           (11,157)
         Adjustments to reconcile net loss to net cash
         (used) in operating activities:
             Services/expenses paid with common stock                      -                 -                2,006
             Increase in accounts payable                              2,031                 -                1,280
                                                               -------------    --------------   ------------------
      Net cash provided by operating activities                         (264)             (224)              (7,871)
                                                               -------------    --------------   ------------------


Cash flows from investing activities                                       -                 -                    -
                                                               -------------    --------------   ------------------


Cash flows from financing activities
        Capital contributions by incorporators                             -                 -                  360
        Loans by related parties                                         264               100                7,511
                                                               -------------    --------------   ------------------
        Net cash provided by financing activities                        264               100                7,871
                                                               -------------    --------------   ------------------


Net increase in cash                                        $              -   $          (224) $                 -
                                                               -------------    --------------   ------------------

Cash, beginning of period                                                  -               (61)                   -
                                                               -------------    --------------   ------------------

Cash, end of period                                         $              0   $          (163) $                 0
                                                               -------------    --------------   ------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

    Issuance of common stock for services and expenses                     -                 -                2,006
                                                               =============    ==============   ==================







                 See accompanying notes to Financial Statements

                               Cyber Tennis, Inc.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                  June 30, 2002

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 5th day of July, 2002.




CYBER TENNIS, INC.



 /s/ Richard Surber                                    July 5, 2002
-----------------------------------------------------------
Richard Surber                     Date
President and Director

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